Form 10-K
period 2004-12-31
WAMU Mortgage Pass-Through Certificates Series 2004-AR2
filed 2005-03-30
CIK 1288748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the transition period from       to


              Commission File Number 333-103345-33

                   WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.
             (Exact name of Registrant as specified in its charter)

             Delaware                            94-2528990
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation

                           1201 THIRD AVENUE, WMT 1706
                            SEATTLE, WASHINGTON 98101
                                 (206) 377-8555
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


            WaMu Mortgage Pass-Through Certificates, Series 2004-AR2

     ---------------------------------------------------------------------
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] (as such reporting obligations are modified as set forth in J.P. Morgan Mortgage Pass-Through Corporation, SEC No-Action Letter, March 31, 1989, in reliance upon which the registrant is filing this modified report).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Reports on Form 8-K concerning the registrant's
WaMu Mortgage Pass-Through Certificates, Series 2004-AR2, issued pursuant to the Pooling and Servicing Agreement dated as of April 1, 2004(the "Pooling Agreement") and registered pursuant to a registration statement on Form S-3 (File No. 333-103345) (such mortgage pass-through certificates, the "Certificates"), are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.



                                     Part I

Item 1. Business.

     Not applicable.

Item 2. Properties.

     Information regarding the mortgaged properties related to the Certificates is furnished by reference to the Annual Statement of Compliance attached hereto as Exhibit 99.1.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings with respect to the assets of the Trust involving the registrant or, to the best knowledge of the registrant, the Trustee, any Custodian, any Servicer or the assets of the Trust, other than ordinary routine litigation incidental to the Trustee's, any Custodian's, any Servicer's or the registrant's duties under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.


Not applicable.



                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) To the knowledge of the registrant, there exists no established public trading market for the Certificates.

     (b) The Certificates are represented by one or more certificates registered in the name of Cede & Co., as nominee of the Depository Trust Company ("DTC") and are held in book-entry form only. The registrant considers Cede & Co. to be the sole holder of record of the Certificates.

     (c) Not applicable.

Item 6. Selected Financial Data.

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant.

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Principal Accountant Fees and Services.

     Not applicable.


                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

     1. Not applicable.

     2. Not applicable.

     3. Not applicable.

(b) Exhibits required by Item 601


Exhibit No.             Description

31                      Rule 13a-14(d) Certification

99.1                    Officer's Certificate regarding
                        Annual Statement of Compliance of
                        Washington Mutual Mortgage
                        Securities Corp., dated March 28,
                        2005

99.2 Independent Accountants' Report on Management's Assertion Concerning Compliance with Washington Mutual Mortgage Securities Corp.'s Minimum Servicing Standards as of and for the year ended December 31, 2004 (incorporated by reference to the designated exhibit included in the registrant's Current Report on Form 8-K, filed on March 28, 2005, (SEC File No. 333-103345))


     The registrant filed Current Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Current Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Current Reports on Form 8-K are incorporated by reference herein, as follows:


WaMu Mortgage Pass-Through Certificates, Series
2004-AR2


EVENT REPORTED
Monthly Distribution Report sent to
holders of the Certificates for           Date Distribution Report
payments made in:                         Filed on Form 8-K:
-----------------                         ------------------

May 2004                                  June 4, 2004
June 2004                                 July 2, 2004
July 2004                                 July 30, 2004
August 2004                               August 27, 2004
September 2004                            September 29, 2004
October 2004                              October 27, 2004
November 2004                             November 30, 2004
December 2004                             December 29, 2004

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2005         WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.


                            By: /s/ Thomas G. Lehmann
                                -------------------------------------
                               Thomas G. Lehmann
                               First Vice President